Form 10-K
period 2000-12-31
PAINEWEBBER MORTGAGE ACCEPTANCE CORP IV SERIES 2000-1
filed 2002-11-12
CIK 1120375

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

[  ]     Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                      Commission File Number  333-15685-03

                    PAINEWEBBER MORTGGE aCCEPTANCE CORP. IV
             (Exact name of registrant as specified in its charter)


       Delaware                                           06-1204982
 (State or other jurisdiction of               (IRS Employer Identification No.)
     incorporation)


1285 Avenue of the Americas
New York, NY                                             10019
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code : (212) 713-2000


                   PAINEWEBBER MORTGAGE ACCEPTANCE CORP. IV
                   PaineWebber Mortgage Acceptance Corp. IV
                Mortgage Pass-Through Certificates Series 2000-1
            (Title of each class of securities covered by this Form)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:  None

PAINEWEBBER MORTGAGE ACCEPTANCE CORP. IV
PaineWebber Mortgage Acceptance Corp. IV
Mortgage Pass-Through Certificates Series 2000-1

-----------------------------------------------------------------------


PART I

Item 1.  Business

         Omitted.

Item 2.  Properties

         Omitted.

Item 3.  Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered Certificates during the fiscal year covered by this report.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock. There is currently no established secondary market for the Certificates.


Item 6.  Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations

         Omitted.

Item 8.  Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Omitted.


Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:
         Omitted.

    (2)  Financial Statement Schedules:
         Omitted.

    (3)  Exhibits:

   Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Annual Statement of Independent Accountants Report for the Servicer, filed as Exhibit 99.2 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2000.

     Current Reports on Form 8-K dated October 25, 2000, were filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered Certificates for payments made on October 25, 2000,
     November 27, 2000 and December 26, 2000. The items reported in such Current Report were Item 5 (Other Events).


(c)   Exhibits to this report are listed in Item (14)(a)(3) above.

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

PAINEWEBBER MORTGAGE ACCEPTANCE CORP. IV
Painewebber Mortgage Acceptance Corp. IV
Mortgage Pass-Through Certificates Series 2000-1
-----------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 I, Diane E. Wallace, certify that:

 1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of PaineWebber Mortgage Acceptance Corp. IV.

 2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

 3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


                                     JPMorgan Chase Bank
                                     fka The Chase Manhattan Bank
                                     not in its individual capacity but solely as Trustee under the Agreement referred to herein

Date: November 12, 2002         By:  /s/  Diane E. Wallace
                                     --------------------------------------
                                        Diane E. Wallace
                                        Assistant Vice President

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.





                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2       Servicer's Annual Independent Accountant's Report

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance



Provident Funding
Provident Funding Loan Servicing Division
1235 N. Dutton Avenue, Ste E
Santa Rosa, CA  95401
P.O. Box 5914
Santa Rosa, CA  95402-5914
Phone: 800-696-8199
Fax:   707-547-4076

April 20, 2001

Annual Statement as to Compliance for PainWebber Acceptance Corporation IV, depositor (Mortgage Pass-Through Certificates, Series 2000-1) Provident Funding Associates, L.P., Originator and Servicer: The Chase Manhattan Bank, Trustee

Officer's Certificate Relating to Servicing

     We, Michelle Blake, Senior Vice President, and Cindy Garcia, Assistant Vice President, do hereby certify that we are authorized officers of Provident Funding Group, Inc., the general partner of Provident Funding Associates, L.P. ("Servicer"), that (i) we have reviewed the activities for the Servicer during the preceding calendar year and the performance of the Servicer under the above captioned Agreement which review was made under our supervision and (ii) to the best of our knowledge, and based on such reivew, the Servicer has fulfilled all its obligations under the Agreement throughout such year.


     Capitalized terms used herein and not otherwise defined herein shall have the respective meanings ascribed to such terms in the Mortgage Loan Purchase Agreement.

Provident Funding Associates, L.P.
By:  Provident Funding Group, Inc., its General Partner


By:     /s/ Michelle Blake
        ----------------------
        Michelle Blake, Senior Vice President

By:     /s/ Cindy Garcia
        ----------------------
        Cindy Garcia, Assistant Vice President

EXHIBIT 99.2 - Servicer's Annual Independent Accountant's Report



PricewaterhouseCoopers LLP
333 Market Street
San Francisco, CA  94105-2119
Telephone  (415) 498-5000
Facsimile  (415) 498-7100

Report of Independent Accountants

To the Partners of
Provident Funding Associates, L.P.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Provident Funding Associates, L.P. and its subsidiary ("PFA") at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of PFA's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.


/s/  PricewaterhouseCoopers LLP
--------------------------------
PricewaterhouseCoopers LLP


March 23, 2001